Form 10-K
period 2006-12-31
AEP Texas Central Transition Funding II LLC
filed 2007-03-30
CIK 1366928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to_________

Commission File Number of issuing entity: 333-136787

AEP Texas Central Transition Funding II LLC
(Exact name of issuing entity as specified in its charter)
AEP Texas Central Company
(Exact name of depositor and sponsor as specified in its charter)
Delaware	76-0830689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1539 N. Carancahua Street
Suite 1700
Corpus Christi, Texas	78401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (361) 881-5398

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 on the Securities Act.		Yes ☐	No. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.		Yes ☐	No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
		Yes ☒	No. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements of incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.		Yes ☐	No. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check One:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Securities registered pursuant to Section 12(b) of the Act:			None

Securities registered pursuant to Section 12(g) of the Act			None

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of the Proxy Statement relating to the 2007 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

PART I

Item 1. Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2.   Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3.   Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction J of Form 10-K.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6.   Selected Financial Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8.   Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.
PART III

Item 10.   Directors and Executive Officers of the Registrant.

AEP Texas Central Transition Funding II LLC (the Company) has five managers. At least two managers must not be, and must not have been for at least five years prior to the date of his or her appointment: (i) a direct or indirect legal or beneficial owner of the Company or AEP Texas Central Company (TCC) or any of their respective affiliates, (ii) a relative, supplier, employee, officer, director (other than as an independent director), manager (other than as an independent manager), contractor or material creditor of the Company or TCC or any of their respective affiliates or (iii) a person who controls (whether directly, indirectly or otherwise) TCC or its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of TCC or its affiliates

The following are the managers of the Company as of March 30, 2007:

Name	Age	Background
Stephen P. Smith	46
President and manager of the Company. Vice president, treasurer and director of AEP Texas Central Company (TCC), senior vice president and treasurer of American Electric Power Company, Inc. (AEP), and senior vice president-corporate accounting, planning and strategy, treasurer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation). Joined the Service Corporation in 2003 as senior vice president-corporate accounting, planning and strategy, and became treasurer of the Service Corporation and certain other AEP System companies in 2003. From November 2000 to January 2003 was president and chief operating officer-corporate services for NiSource. Mr. Smith is a director of Natural Resource Partners L.P., and a vice president and director of certain other AEP System companies.

Stephan T. Haynes	46
Vice President and Treasurer of the Company. Assistant treasurer of TCC and vice president and assistant treasurer of the Service Corporation since May 2004. From January 2002 to April 2004 served as vice president-market risk oversight of the Service Corporation. From July 1998 to December 2001 served as managing director-risk oversight of the Service Corporation.

Pamela Sutton-Hall	40
Assistant Treasurer and manager of the Company. Managing director, corporate finance, of the Service Corporation since April 2002. An attorney at the law firm of Simpson Thacher & Bartlett, New York, New York, prior to joining the Service Corporation.

Kenneth J. Uva	57
Manager of the Company. Vice-President, CT Corporation System, since 1997. Prior to that, a variety of positions at CT Corporation System or its subsidiaries since January 1976. Mr. Uva presently serves as an independent manager for AEP Texas Central Transition Funding LLC (TCC Funding I), a special purpose, wholly owned subsidiary of TCC.

Victor A. Duva	48
Manager of the Company. President, CT Corporation Staffing, Inc., a subsidiary of CT Corporation System, since 2003. From 1997 to 2002, Assistant Vice President and Officer Manager for CT Corporation’s Philadelphia office and, prior to that, a variety of positions at CT Corporation System since January 1981. Mr. Duva presently serves as an independent manager for TCC Funding I, a special purpose, wholly owned subsidiary of TCC.

Code of Conduct

The Company is a wholly owned subsidiary of TCC which in turn is an indirect subsidiary of AEP. AEP has adopted a code of conduct and ethics which applies to all of its subsidiaries. AEP maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including AEP’s Principles of Corporate Governance and AEP’s Principles of Business Conduct. The corporate governance page can be found at www.aep.com/investors/corporategovernance..

Item 11.   Executive Compensation.

Other than the annual independent manager fee of $5,000 paid to CT Corporation System, the Company does not pay any compensation to its executive officers or managers.

The information required by this item with respect to TCC is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2007 annual meeting of stockholders filed with the Securities and Exchange Commission on March 15, 2007.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

None.

Item 13.   Certain Relationships and Related Transactions.

None.

Item 14.   Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

 PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this report:

1.	Financial Statements.
Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

2.	Financial Statement Schedules.
Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):
	3.1	Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on June 14, 2006.
	3.2	Amended and Restated Limited Liability Company Agreement of the Issuing Entity executed as of September 25, 2006.
	4.1	Indenture dated as of October 11, 2006 between the Issuing Entity and The Bank of New York providing for the issuance of Senior Secured Transition Bonds, Series A.
	4.2	Form of Senior Secured Transition Bonds, Series A.
	10.1	Transition Property Purchase and Sale Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as seller.
	10.2	Transition Property Servicing Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as servicer.
*	31.1	Rule 13a-14(d)/15d-14(d) certification
*	33.1	Report on assessment of compliance with servicing criteria for asset-backed securities
*	34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities
*	35.1	Servicer compliance statement

 (b) Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1 Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on June 14, 2006 (incorporated by reference to exhibit 99.8 included as an exhibit to the Sponsor’s Form S-3/A dated September 5, 2006).

3.2 Amended and Restated Limited Liability Company Agreement of the Issuing Entity executed as of September 25, 2006 (incorporated by reference to exhibit 99.5 included as an exhibit to the Sponsor’s Report on Form 8-K dated October 11, 2006).

4.1 Indenture dated as of October 11, 2006 between the Issuing Entity and The Bank of New York providing for the issuance of Senior Secured Transition Bonds, Series A (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Sponsor’s Report on Form 8-K dated October 11, 2006).

4.2 Form of Senior Secured Transition Bonds, Series A (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Sponsor’s Report on Form 8-K dated October 11, 2006).

10.1 Transition Property Purchase and Sale Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as seller (incorporated by reference to exhibit 99.2 included as an exhibit to the Sponsor's Report on Form 8-K dated October 11, 2006).

10.2 Transition Property Servicing Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as servicer (incorporated by reference to exhibit
99.1 included as an exhibit to the Issuing Entity's Report on Form 8-K dated October 11, 2006).

*31.1 Rule 13a-14(d)/15d-14(d) certification

*33.1 Report on assessment of compliance with servicing criteria for asset-backed securities

*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities

*35.1 Servicer compliance statement

Item 1112(b).  Significant Obligors of Pool Assets.

None.

Item 1114(b)(2).  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b).  Certain Derivatives Instruments.

None.

Item 1117.  Legal Proceedings.

None.

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

AEP Texas Central Transition Funding II LLC is a wholly-owned subsidiary of AEP Texas Central Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2007.

AEP Texas Central Transition Funding II LLC (Issuing Entity)

By:	AEP Texas Central Company, as Servicer

By:	/s/ Stephan T. Haynes
Stephan T. Haynes
Assistant Treasurer

EXHIBIT INDEX

*  31.1 Rule 13a-14(d)/15d-14(d) certification

*  33.1 Report on assessment of compliance with servicing criteria for asset-backed securities

*  34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities

*  35.1 Servicer compliance statement