Form 10-K
period 2007-12-31
AEP Texas Central Transition Funding II LLC
filed 2008-03-28
CIK 1366928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to_________

Commission File Number of issuing entity: 333-136787

AEP Texas Central Transition Funding II LLC
(Exact name of issuing entity as specified in its charter)

                          AEP Texas Central Company
(Exact name of depositor and sponsor as specified in its charter)

              Delaware                                                                                                                                      20-1707696
(State or other jurisdiction of                                                                                                (I.R.S. Employer Identification No.)
incorporation or organization)

         1539 N. Carancahua Street
         Suite 1700
         Corpus Christi, Texas                                                                                                                                78401
                                                                    (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (361) 881-5398

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 on the Securities Act.	Yes ☐	No. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐	No. ☒

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

Securities registered pursuant to Section 12(g) of the Act: None

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of the Proxy Statement relating to the 2008 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

        The following are the managers of the Company as of March 28, 2007:

Name	Age	Background
Holly Keller Koeppel	49
President and manager of the Company.  Vice president, chief financial officer and director of AEP Texas Central Company (TCC), executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation).  Joined AEP as vice president-new ventures in 2000, became senior vice president-corporate development in 2002, executive vice president-commercial operations of the Service Corporation in 2002, executive vice president of AEP in 2002, executive vice president-AEP utilities east in 2004 and assumed her present position in 2006.  Vice president and director of certain other AEP System companies.

Julia A. Sloat	38
Vice President, Treasurer and manager of the Company. Treasurer of TCC and vice president-investor relations and treasurer of the Service Corporation since January 2008. From January 2003 to October 2003 served as director-investor relations.  From November 2003 to August 2004 served as managing director-investor relations.  From September 2004 to May 2007 served as vice president-investor relations.  From June 2007 to December 2007 served as vice president-investor relations and strategic initiatives.

Jana Soward	51	Assistant Treasurer and manager of the Company. Director, cash management, of the Service Corporation since 2001.
Kenneth J. Uva	58
Manager of the Company. Vice-President, CT Corporation System, since 1997.  Prior to that, a variety of positions at CT Corporation System or its subsidiaries since January 1976.  Mr. Uva presently serves as an independent manager for AEP Texas Central Transition Funding LLC (TCC Funding I), a special purpose, wholly owned subsidiary of TCC.

Victor A. Duva	49
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

The information required by this item with respect to TCC is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2008 annual meeting of stockholders filed with the Securities and Exchange Commission on March 12, 2008.

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
4.2 Form of Senior Secured Transition Bonds, Series A.
10.1 Transition Property Purchase and Sale Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as seller.
10.2 Transition Property Servicing Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as servicer.
31.1 Rule 13a-14(d)/15d-14(d) certification
33.1 Report on assessment of compliance with servicing criteria for asset-backed securities
34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities
35.1 Servicer compliance statement

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

Item 1117.  Legal Proceedings.

None.

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

AEP Texas Central Transition Funding II LLC is a wholly-owned subsidiary of AEP Texas Central Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2008.

AEP Texas Central Transition Funding II LLC
(Issuing Entity)

By: AEP Texas Central Company, as Servicer
/s/ Julia A. Sloat
Julia A. Sloat
Treasurer and Senior Officer in Charge of the Servicing Function

EXHIBIT INDEX

31.1 Rule 13a-14(d)/15d-14(d) certification

33.1 Report on assessment of compliance with servicing criteria for asset-backed securities

34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities

35.1 Servicer compliance statement