Form 10-K
period 2008-12-31
AEP Texas Central Transition Funding II LLC
filed 2009-03-31
CIK 1366928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to_________

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
☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check One:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.		Yes ☐	No. ☒

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of the proxy statement relating to the 2009 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

        The following are the managers of the Company as of March 30, 2009:

Name	Age	Background
Holly Keller Koeppel	50
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

Charles E. Zebula	48
Vice President, Treasurer and manager of the Company. Treasurer of TCC and senior vice president-investor relations and treasurer of the Service Corporation since September 2008.  Senior vice president-fuel, emissions & logistics of the Service Corporation from 2004 through August 2008.

Jana Soward	52	Assistant Treasurer and manager of the Company. Director, cash management, of the Service Corporation since 2001.
Kenneth J. Uva	59
Manager of the Company. Vice-President, CT Corporation System, since 1997.  Prior to that, a variety of positions at CT Corporation System or its subsidiaries since January 1976.  Mr. Uva presently serves as an independent manager for AEP Texas Central Transition Funding LLC (TCC Funding I), a special purpose, wholly owned subsidiary of TCC.

Victor A. Duva	50
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

Code of Conduct

The Company is a wholly owned subsidiary of TCC which in turn is an indirect subsidiary of AEP. AEP has adopted a code of conduct and ethics which applies to all of its subsidiaries.  AEP maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including AEP’s Principles of Corporate Governance and AEP’s Principles of Business Conduct. The corporate governance page can be found at www.aep.com/investors/corporategovernance.

Item 11.   Executive Compensation.

Other than the annual independent manager fee of $5,000 paid to CT Corporation System, the Company does not pay any compensation to its executive officers or managers.

The information required by this item with respect to TCC is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2009 annual meeting of stockholders filed with the Securities and Exchange Commission on March 16, 2009.

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
4.2 Form of Senior Secured Transition Bonds, Series A.
10.1 Transition Property Purchase and Sale Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as seller.
10.2 Transition Property Servicing Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as servicer.
31.1 Rule 13a-14(d)/15d-14(d) certification
33.1 Report on assessment of compliance with servicing criteria for asset-backed securities
33.2 Report on assessment of compliance with servicing criteria for asset-backed securities for The Bank of New York Mellon, as Indenture Trustee
34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities
34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon, as Indenture Trustee
35.1 Servicer compliance statement

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

*31.1 Rule 13a-14(d)/15d-14(d) certification

*33.1 Report on assessment of compliance with servicing criteria for asset-backed securities

*33.2 Report on assessment of compliance with servicing criteria for asset-backed securities for The Bank of New York Mellon, as Indenture Trustee

*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities

*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP for The Bank of New York Mellon, as Indenture Trustee

*35.1 Servicer compliance statement

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

Item 1117.  Legal Proceedings.

None.

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

AEP Texas Central Transition Funding II LLC is a wholly-owned subsidiary of AEP Texas Central Company.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th  day of March, 2009.

AEP Texas Central Transition Funding II LLC
(Issuing Entity)

By: AEP Texas Central Company, as Servicer

/s/ Charles E. Zebula
Charles E. Zebula
Treasurer and Senior Officer in Charge of the Servicing Function

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders.  The registrant will not be sending an annual report or proxy material to its Noteholders subsequent to the filing of this form.

EXHIBIT INDEX

31.1 Rule 13a-14(d)/15d-14(d) certification

33.1 Report on assessment of compliance with servicing criteria for asset-backed securities

33.2 Report on assessment of compliance with servicing criteria for asset-backed securities for The Bank of New York Mellon, as Indenture Trustee

34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities

34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon, as Indenture Trustee

35.1 Servicer compliance statement