Form 10-K
period 2009-12-31
AEP Texas Central Transition Funding II LLC
filed 2010-03-25
CIK 1366928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to_________

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
incorporation or organization)

         1539 N. Carancahua Street
         Suite 1700
         Corpus Christi, Texas                                                                                                                                                78401
(Address of principal executive offices)                                                                                                                              (Zip Code)

Registrant's telephone number, including area code:  (361) 881-5398

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐	No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes ☒	No. ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒	No. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check One:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes ☐	No. ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of the proxy statement relating to the 2010 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

Item 9B. Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

AEP Texas Central Transition Funding II LLC (the Company) has five managers. At least two managers must not be, and must not have been for at least five years prior to the date of his or her appointment: (i) a direct or indirect legal or beneficial owner of the Company or AEP Texas Central Company (TCC) or any of their respective affiliates, (ii) a relative, supplier, employee, officer, director (other than as an independent director), manager (other than as an independent manager), contractor or material creditor of the Company or TCC or any of their respective affiliates or (iii) a person who controls (whether directly, indirectly or otherwise) TCC or its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of TCC or its affiliates.

        The following are the managers of the Company as of March 25, 2010:

Name	Age	Background
Brian X. Tierney	42
President and manager of the Company.  Vice president, chief financial officer and director of AEP Texas Central Company (TCC), executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation).  Joined the Service Corporation in 1998 and was appointed senior vice president-energy marketing in 2003, became senior vice president-commercial operations in 2005,  became executive vice president-AEP utilities east in 2006 and assumed his present position in 2009.  Vice president and director of certain other AEP System companies.

Charles E. Zebula	49
Vice President, Treasurer and manager of the Company. Treasurer of TCC, Treasurer of AEP and senior vice president-investor relations and treasurer of the Service Corporation since September 2008.  Senior vice president-fuel, emissions & logistics of the Service Corporation from 2004 through August 2008.  Treasurer of certain other AEP System companies.

Jana Soward	53	Assistant Treasurer and manager of the Company. Director, cash management, of the Service Corporation since 2001.
Kenneth J. Uva	60
Manager of the Company. Vice-President, CT Corporation System, since 1997.  Prior to that, a variety of positions at CT Corporation System or its subsidiaries since January 1976.  Mr. Uva presently serves as an independent manager for AEP Texas Central Transition Funding LLC (TCC Funding I), a special purpose, wholly owned subsidiary of TCC.

Victor A. Duva	51
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

The information required by this item with respect to TCC is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2010 annual meeting of stockholders filed with the Securities and Exchange Commission on March 15, 2010.

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
4.2 Form of Senior Secured Transition Bonds, Series A.
10.1 Transition Property Purchase and Sale Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as seller.
10.2 Transition Property Servicing Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as servicer.
31.1 Rule 13a-14(d)/15d-14(d) certification.
33.1 Report on assessment of compliance with servicing criteria for asset-backed securities for AEP Texas Central Company, as servicer.
33.2 Report on assessment of compliance with servicing criteria for asset-backed securities for The Bank of New York Mellon, as Indenture Trustee.
34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of AEP Texas Central Company, as servicer.
34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon, as Indenture Trustee.
35.1 Servicer compliance statement of AEP Texas Central Company, as servicer.

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

*31.1 Rule 13a-14(d)/15d-14(d) certification.

*33.1 Report on assessment of compliance with servicing criteria for asset-backed securities for AEP Texas Central Company, as servicer.

*33.2 Report on assessment of compliance with servicing criteria for asset-backed securities for The Bank of New York Mellon, as Indenture Trustee.

*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of AEP Texas Central Company, as servicer.

*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP for The Bank of New York Mellon, as Indenture Trustee.

*35.1 Servicer compliance statement of AEP Texas Central Company, as servicer.

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

None.

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

AEP Texas Central Transition Funding II LLC is a wholly-owned subsidiary of AEP Texas Central Company.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for AEP Texas Central Company included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K identified material instances of noncompliance by AEP Texas Central Company with the servicing criteria set forth in Item 1122(d)(2)(vii) of Regulation AB.  Specifically, during the reporting period, certain bank reconciliations were not performed within the time frame required by the related transaction agreements.  AEP Texas Central Company’s existing procedures have been reviewed with staff to enable future reconciliations to be prepared and submitted for review within the applicable time frames.

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th  day of March, 2010.

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

EXHIBIT INDEX

31.1 Rule 13a-14(d)/15d-14(d) certification.

33.1 Report on assessment of compliance with servicing criteria for asset-backed securities for AEP Texas Central Company, as servicer.

33.2  Report on assessment of compliance with servicing criteria for asset-backed securities for The Bank of New York Mellon, as Indenture Trustee.

34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of AEP Texas Central Company, as servicer.

34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon, as Indenture Trustee.

35.1 Servicer compliance statement of AEP Texas Central Company, as servicer.