Form 10-K
period 2010-12-31
AEP Texas Central Transition Funding II LLC
filed 2011-03-31
CIK 1366928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to_________

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

Documents incorporated by reference: A portion of the proxy statement relating to the 2011 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

        The following are the managers of the Company as of March 25, 2011:

Name	Age	Background
Brian X. Tierney	43
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

Charles E. Zebula	50
Vice President, Treasurer and manager of the Company. Treasurer of TCC, Treasurer of AEP and senior vice president-investor relations and treasurer of the Service Corporation since September 2008.  Senior vice president-fuel, emissions & logistics of the Service Corporation from 2004 through August 2008.  Treasurer of certain other AEP System companies.

Jana Soward	54	Assistant Treasurer and manager of the Company. Director, cash management, of the Service Corporation since 2001.
Kenneth J. Uva	61
Manager of the Company. Vice-President, CT Corporation System, since 1997.  Prior to that, a variety of positions at CT Corporation System or its subsidiaries since January 1976.  Mr. Uva presently serves as an independent manager for AEP Texas Central Transition Funding LLC (TCC Funding I), a special purpose, wholly owned subsidiary of TCC.

Victor A. Duva	52
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

The information required by this item with respect to TCC is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2011 annual meeting of stockholders filed with the Securities and Exchange Commission on March xx, 2011.

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

None.

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

AEP Texas Central Transition Funding II LLC is a wholly-owned subsidiary of AEP Texas Central Company.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for AEP Texas Central Company included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K identified no material instances of noncompliance by AEP Texas Central Company with the servicing criteria set forth in Item 1122(d)(2)(vii) of Regulation AB.

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2011.

AEP Texas Central Transition Funding II LLC
(Issuing Entity)

By: AEP Texas Central Company, as Servicer
/s/_Charles E. Zebula
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