Form 10-K
period 2012-12-31
AEP Texas Central Transition Funding II LLC
filed 2013-03-28
CIK 1366928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to_________

Commission File Number of issuing entity: 333-136787

AEP Texas Central Transition Funding II LLC
(Exact name of issuing entity as specified in its charter)

                       AEP Texas Central Company
(Exact name of depositor and sponsor as specified in its charter)

Delaware	20-1707696
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

539 N. Carancahua Street
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

Documents incorporated by reference: A portion of the proxy statement relating to the 2013 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

        The following are the managers of the Company as of March 28, 2013:

Name	Age	Background
Brian X. Tierney	45
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

Julia A. Sloat	43
Treasurer and manager of the Company.  Treasurer of TCC, treasurer of AEP and senior vice president and treasurer of the Service Corporation since January 1, 2013.  Joined the Service Corporation in 1999 and was appointed as director-investor relations in January 2003, became managing director-investor relations in November 2003, became vice president-investor relations in September 2004, became vice president-investor relations and strategic initiatives in June 2007 and became vice president and  treasurer  in January 2008. From August 2008 to August 2009 served as vice president-investor relations & corporate finance for Tween Brands, Inc.  Rejoined the Service Corporation in September 2009 as managing director-regulatory case management and became vice president-regulatory case management in August 2010.  Treasurer of certain other AEP System companies.

Renee V. Hawkins	47
Assistant treasurer and manager of the Company.  Managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008.  Assistant Treasurer of certain other AEP System companies.

Kenneth J. Uva	63
Manager of the Company. Vice-President, CT Corporation System, since 1997.  Prior to that, a variety of positions at CT Corporation System or its subsidiaries since January 1976.  Mr. Uva presently serves as an independent manager for AEP Texas Central Transition Funding LLC (TCC Funding I) and AEP Texas Central Transition Funding III (TCC Funding III), special purpose, wholly owned subsidiaries of TCC.

Victor A. Duva	54
Manager of the Company.  President, CT Corporation Staffing, Inc., a subsidiary of CT Corporation System, since 2003.  From 1997 to 2002, Assistant Vice President and Officer Manager for CT Corporation’s Philadelphia office and, prior to that, a variety of positions at CT Corporation System since January 1981.  Mr. Duva presently serves as an independent manager for TCC Funding I and TCC Funding III.

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

The information required by this item with respect to TCC is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2013 annual meeting of stockholders filed with the Securities and Exchange Commission on March 13, 2013.

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
4.2 Form of Senior Secured Transition Bonds, Series A.
10.1 Transition Property Purchase and Sale Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as seller.
10.2 Transition Property Servicing Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as servicer.
10.3  Administration Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as servicer.10.4  Amended and Restated Intercreditor Agreement, dated as of March 14, 2012, by and among AEP Texas Central Company, AEP Texas Central Transition Funding LLC, U.S. Bank National Association, AEP Texas Central Transition Funding II LLC, The Bank of New York Mellon and AEP Texas Central Transition Funding III LLC.
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

3.2 Amended and Restated Limited Liability Company Agreement of the Issuing Entity executed as of September 25, 2006 (incorporated by reference to exhibit 99.5 included as an exhibit to the Sponsor’s Form 8-K dated October 11, 2006).

4.1 Indenture dated as of October 11, 2006 between the Issuing Entity and The Bank of New York providing for the issuance of Senior Secured Transition Bonds, Series A (incorporated by reference to exhibit 4.1 included as an exhibit to the Sponsor’s Form 8-K dated October 11, 2006).

4.2 Form of Senior Secured Transition Bonds, Series A (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to exhibit 4.1 included as an exhibit to the Sponsor’s Form 8-K dated October 11, 2006).

10.1 Transition Property Purchase and Sale Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as seller (incorporated by reference to exhibit 99.2 included as an exhibit to the Sponsor's Report on Form 8-K dated October 11, 2006).

10.2 Transition Property Servicing Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as servicer (incorporated by reference to exhibit 99.1 included as an exhibit to the Sponsor’s Form 8-K dated October 11, 2006).

10.3  Administration Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Central Company, as servicer (incorporated by reference to exhibit 99.3 included as an exhibit to the Sponsor’s Form 8-K dated October 11, 2006).

10.4  Amended and Restated Intercreditor Agreement, dated as of March 14, 2012, by and among AEP Texas Central Company, AEP Texas Central Transition Funding LLC, U.S. Bank National Association, AEP Texas Central Transition Funding II LLC, U.S. Bank National Association and AEP Texas Central Transition Funding III LLC, each in their respective capacities  (incorporated by reference to exhibit 99.4 included as an exhibit to the Sponsor’s Form 8-K dated March 14, 2012).

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

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2013.

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