Form 10-K
period 2016-12-31
AEP Texas Central Transition Funding II LLC
filed 2017-03-30
CIK 1366928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to_________

Commission File Number of issuing entity:	333-136787-01
Central Index Key Number of issuing entity:	0001366928

AEP Texas Central Transition Funding II LLC
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor:	333-136787
Central Index Key Number of depositor and sponsor:	0000018734

AEP Texas Inc.
(Exact name of depositor and sponsor as specified in its charter)

Delaware	51-0007707
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

539 N. Carancahua Street
Suite 1700
Corpus Christi, Texas	78401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (361) 881-5398

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐	No. ☒

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

Documents incorporated by reference: A portion of the proxy statement relating to the 2017 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

Item 9B. Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

AEP Texas Central Transition Funding II LLC (the Company) has five managers. At least two managers must not be, and must not have been for at least five years prior to the date of his or her appointment: (i) a direct or indirect legal or beneficial owner of the Company or AEP Texas Inc. (AEP Texas) or any of their respective affiliates, (ii) a relative, supplier, employee, officer, director (other than as an independent director), manager (other than as an independent manager), contractor or material creditor of the Company or AEP Texas or any of their respective affiliates or (iii) a person who controls (whether directly, indirectly or otherwise) AEP Texas or its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of AEP Texas or its affiliates

        The following are the managers of the Company as of March 30, 2017:

Name	Age	Background
Brian X. Tierney	49
President and manager of the Company. Vice president, chief financial officer and director of AEP Texas Inc. (AEP Texas), executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation). Joined the Service Corporation in 1998 and was appointed senior vice president-energy marketing in 2003, became senior vice president-commercial operations in 2005, became executive vice president-AEP utilities east in 2006 and assumed his present position in 2009. Vice president and director of certain other AEP System companies.

Lonni L. Dieck	57
Treasurer and manager of the Company. Treasurer of AEP Texas, treasurer of AEP and senior vice president and treasurer of the Service Corporation since May 3, 2016. Joined the Service Corporation in 1991 as director-strategic analysis and was appointed vice president- regulatory case management in 2005, vice president-RTO and public policy in 2007 and senior vice president-corporate planning and budgeting in 2008. Treasurer of certain other AEP System companies.

Renee V. Hawkins	51
Assistant treasurer and manager of the Company. Managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008. Assistant Treasurer of certain other AEP System companies.

Victor A. Duva	58
Manager of the Company. President, CT Corporation Staffing, Inc., a subsidiary of CT Corporation System, since 2003. From 1997 to 2002, Assistant Vice President and Officer Manager for CT Corporation’s Philadelphia office and, prior to that, a variety of positions at CT Corporation System since January 1981. Mr. Duva presently serves as an independent manager for AEP Texas Central Transition Funding III LLC (TCC Funding III).

Daniel P. McMahon	56
Manager of the Company.  Vice President of Operations for CT Corporation System since 2008.  Also served as the National Service Director at CT Corporation System from 2004 to 2008. Mr. McMahon presently serves as an independent manager for TCC Funding III

Code of Conduct

The Company is a wholly owned subsidiary of AEP Texas which in turn is an indirect subsidiary of AEP. AEP has adopted a code of conduct and ethics which applies to all of its subsidiaries. AEP maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including AEP’s Principles of Corporate Governance and AEP’s Principles of Business Conduct. The corporate governance page can be found at www.aep.com/investors/corporateleadersandgovernance.

Item 11.   Executive Compensation.

Other than the annual independent manager fee of $5,000 paid to CT Corporation System, the Company does not pay any compensation to its executive officers or managers.

The information required by this item with respect to AEP Texas is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2017 annual meeting of stockholders filed with the Securities and Exchange Commission on March 15, 2017.

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
4.2 Form of Senior Secured Transition Bonds, Series A.
10.1 Transition Property Purchase and Sale Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Inc. (as successor by merger to AEP Texas Central Company), as seller.
10.2 Transition Property Servicing Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Inc. (as successor by merger to AEP Texas Central Company), as servicer.
10.3 Administration Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Inc. (as successor by merger to AEP Texas Central Company), as servicer.10.4 Amended and Restated Intercreditor Agreement, dated as of March 14, 2012, by and among AEP Texas Inc. (as successor by merger to AEP Texas Central Company), AEP Texas Central Transition Funding LLC, U.S. Bank National Association, AEP Texas Central Transition Funding II LLC, The Bank of New York Mellon and AEP Texas Central Transition Funding III LLC.
*31.1 Certification.
*33.1 Report on assessment of compliance with servicing criteria for asset-backed issuers for AEP Texas Inc., as servicer.
*33.2 Report on assessment of compliance with servicing criteria for asset-backed issuers for The Bank of New York Mellon, as Indenture Trustee.
*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of AEP Texas Inc., as servicer.
*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon, as Indenture Trustee.
*35.1 Servicer compliance statement of AEP Texas Inc., as servicer.

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

10.1 Transition Property Purchase and Sale Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Inc. (as successor by merger to AEP Texas Central Company), as seller (incorporated by reference to exhibit 99.2 included as an exhibit to the Sponsor's Report on Form 8-K dated October 11, 2006).

10.2 Transition Property Servicing Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Inc. (as successor by merger to AEP Texas Central Company), as servicer (incorporated by reference to exhibit 99.1 included as an exhibit to the Sponsor’s Form 8-K dated October 11, 2006).

10.3    Administration Agreement dated as of October 11, 2006 between the Issuing Entity and AEP Texas Inc. (as successor by merger to AEP Texas Central Company), as servicer (incorporated by reference to exhibit 99.3 included as an exhibit to the Sponsor’s Form 8-K dated October 11, 2006).

10.4    Amended and Restated Intercreditor Agreement, dated as of March 14, 2012, by and among AEP Texas Inc. (as successor by merger to AEP Texas Central Company), AEP Texas Central Transition Funding LLC, U.S. Bank National Association, AEP Texas Central Transition Funding II LLC, U.S. Bank National Association and AEP Texas Central Transition Funding III LLC, each in their respective capacities (incorporated by reference to exhibit 99.4 included as an exhibit to the Sponsor’s Form 8-K dated March 14, 2012).

*31.1 Certification.

*33.1 Report on assessment of compliance with servicing criteria for asset-backed issuers for AEP Texas Inc., as servicer.

*33.2 Report on assessment of compliance with servicing criteria for asset-backed issuers for The Bank of New York Mellon, as Indenture Trustee.

*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of AEP Texas Inc., as servicer.

*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP for The Bank of New York Mellon, as Indenture Trustee.

*35.1 Servicer compliance statement of AEP Texas Inc., as servicer.

Item 1112(b).  Significant Obligors of Pool Assets.

None.

Item 1114(b)(2).  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b).  Certain Derivatives Instruments.

None.

Item 1117.  Legal Proceedings.

The Bank of New York Mellon Trust Company, N.A. has provided the following information to the depositor:

In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

AEP Texas Central Transition Funding II LLC is a wholly-owned subsidiary of AEP Texas Inc.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for AEP Texas Inc. included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K identified no material instances of noncompliance by AEP Texas Inc. with the servicing criteria set forth in Item 1122 of Regulation AB.

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2017.

AEP Texas Central Transition Funding II LLC
(Issuing Entity)

By: AEP Texas Inc., as Servicer
/s/ Lonni L. Dieck
Lonni L. Dieck
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

EXHIBIT INDEX

31.1 Certification.

33.1 Report on assessment of compliance with servicing criteria for asset-backed issuers for AEP Texas Inc., as servicer.

33.2 Report on assessment of compliance with servicing criteria for asset-backed issuers for The Bank of New York Mellon, as Indenture Trustee.

34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of AEP Texas Inc., as servicer.

34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon, as Indenture Trustee.

35.1 Servicer compliance statement of AEP Texas Inc., as servicer.